Form 10-Q
period 1995-06-30
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1995-08-11
CIK 17294

11

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995           Commission file number 2-47115

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

      (Exact name of registrant as specified in its charter)

            ILLINOIS                    36-6503795
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)       Identification
                                         Number)

                  16415 Addison Road, Suite 200
                      Dallas, Texas  75248

            (Address of principal executive offices)

Registrant's telephone number, including area code:  (214) 380-8000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         Yes:  Y        No:



               REGISTRANT IS A LIMITED PARTNERSHIP

                             PART I

                      FINANCIAL INFORMATION



The following financial statements are filed herewith:

Balance Sheet........................................................Page  3

Statement of Income and Expenses.....................................Page  4
(Quarterly)

Statement of Income and Expenses.....................................Page  5
(Year to Date)

Statement of Changes in Partner's Equity.............................Page  6

Statement of Cash Flows..............................................Page  7

Notes to Financial Statements........................................Page  8


The statements, insofar as they relate to the period subsequent to December 31, 1994, are unaudited.

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                          BALANCE SHEET

                                     JUNE 30, 1995       JUNE 30, 1994
                                       UNAUDITED            UNAUDITED

             ASSETS:
Investment in realestate
Land                                 $  137,971          $  137,971
Building & Improvements                 793,218             793,218
                                        931,189             931,189
Less: Accumulated Depreciation         (338,890)           (313,890)
Net Investment in Realestate         $  592,299          $  617,299



Cash including cash investments      $      171          $   10,217
Escrow deposits                          32,738              11,752
Capital replacement reserve              50,543              70,590
Liquidity reserve                        23,342              23,342
Other assets                             90,164              97,085
Total assets                         $  789,257          $  830,285

Liabilities: and Partner Equity:
Mortgage and notes payable           $1,348,019          $1,357,422
Accrued expenses                         12,835              36,638
Distribution payable                     25,940              25,940
Interest payable                          9,839               9,839
Security deposits                        11,142              11,082
Real estate taxes payable                 9,480                   0
Payable to affiliate                    150,534              78,757
Total Liabilities                    $1,567,789          $1,519,678

Partners equity                      $ (778,532)         $ (689,393)

Total liabilities and partner         $ 789,257           $ 830,285
equity

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)

                                 Quarter  ended      JUNE 30, 1994
                                 June 30, 1995          AUDITED
           INCOME
Rentals                          $ 101,868           $ 100,102
Other                                2,472               2,977

Total                            $ 104,340           $ 103,079

          EXPENSES
Maintenance and repairs          $  40,770           $  14,685
Payroll                             28,384              34,127
Utilities                           10,677              17,558
General and  administrative          6,799              10,191
Real estate taxes                    4,380               5,100
Contract services                    5,715               5,074
Insurance                            2,664               2,685
                                 $  99,389           $  89,420

Interest                         $  27,499           $  27,984

Depreciation and amortization    $  16,711           $  15,511

General partner fees:
  Property management fees       $   5,198           $   4,562

Total Expenses                   $ 148,797           $ 137,477

Net Income                       $ (44,457)          $ (34,398)

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)
                                  Year-to-Date        Year-to-Date
                                  June 30 1995        June 30 1994
           Income
Rentals                          $ 197,145           $ 203,821
Other                                4,283               6,764

Total                            $ 201,428           $ 210,585

Expenses:
Maintenance and repairs          $  78,775           $  81,673
Payroll                             48,440              36,419
Utilities                           21,857              23,718
General and  administrative         19,643              33,590
Real estate taxes                    9,480              10,200
Contract services                    8,262              10,867
Insurance                            5,547               5,164
                                 $ 192,004           $ 201,631

Interest                         $  55,094           $  56,242

Depreciation and amortization    $  33,422           $  31,022

General partner fees:
  Property management fees       $  10,047           $   9,863

Total expenses                   $ 290,567           $ 298,758

Net income                       $ (89,139)          $ (88,173)

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
            STATEMENT OF CHANGES IN PARTNER'S EQUITY


                THREE MONTHS ENDED JUNE 30, 1995

                             Total          Limited        General
                                            Partners       Partners
Balance April 1, 1995       $(734,075)     $(498,097)     $(235,978)

Net income (loss)           $ (44,457)     $ (42,234)     $  (2,223)

Balance June 30, 1995       $(778,532)     $(540,331)     $(238,201)


          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                (AN ILLNOIS LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS
                                               For The Quarter
                                                    Ended
                                                June 30, 1995

    CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                 $(44,457)
Adjustments to reconcile net income to
Cash provided by operations:
Depreciation and amortization                       16,711

Changes in assets and liabilities
Real estate taxes payable                            4,380
Escrow depositsq                                     8,952
Due to affiliates                                   30,762
Accounts payable and accrued expenses                 (973)
Security deposits                                   (1,148)
Other assets                                       (11,773)

Total adjustments                                 $ 46,911

Net cash provided by operating activities         $  2,454

Cash flows provided by investing activities
Net cash provided by investing activities                0

Cash flows provided by financing activities
Payments on mortgage payable                        (4,749)
Net cash provided by financing activities         $ (4,749)

Net increase (decrease) in cash
  And cash equivalents                            $ (2,295)

Cash and cash equivalents
Begining of quarter                                  2,466

Cash and cash equivalents
End of quarter                                    $    171

Cash flow information:
Cash paid during the quarter for interest           27,499



                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1995

Basis of Presentation:

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10K.

Item  2.    Managements Discussion and Analysis of Financial
            Condition and Result of Operations.

As of July 2, 1995 Brookhollow Apartments current occupancy rate is 91.1%.

      The Tulsa, Oklahoma market continues to be extremely competitive. During 1994 major expenditures totaled approximately $65,000. These non-recurring items included carpentry and exterior painting of the entire property, roof replacement and parking lot repairs.

       The partnership reacquired the Brookhollow Apartments through a foreclosure sale on December 16, l986. The property was recorded at its net realizable value, $746,663, which was determined to be the mortgage receivable balance of $2,152,500 plus costs of repossession of $14,l67, less deferred gain on sale of $1,420,004.

      In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the Partnership. Management of the Partnership's assets was transferred to Univesco, Inc., a Texas corporation, Robert J. Werra, President.

      The operations of the Brookhollow Apartments stabilized during 1993. The property had an operating profit for 1993. An attempt was made to sell the property prior to March, 1993. The proposed sales price was $1,695,000. The purchaser was not able to close the purchase and forfeited $50,000 of its earnest money deposit. It is the General Partner's intention to continue operating the Brookhollow Apartments while considering offers to purchase the property.

       On November 12, 1993 the Partnership refinanced the property's secured debt with an 8.15%, ten year, mortgage from Lexington Mortgage Company. The loan proceeds were provided through a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $1,375,000 mortgage loan provides for monthly payments of principal and interest of $10,749, based on an amortization period of 300 months with a final payment of approximately $1,118,000 due in December, 2003. The loan proceeds were used to pay off the old loan balance of $740,283, which included a discount of $40,775 from the old lender, negotiated for early payment. The partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate general partner, CRREP, Inc., a Texas corporation wholly owned by Robert J. Werra. In conjunction with the 1993 refinancing, the Partnership was required to fund a liquidity reserve and a capital replacement reserve which had balances of $48,500 and $22,400, respectively, as of December 31, 1993. Each of these reserves is refundable to the Partnership.

                             PART II

                        OTHER INFORMATION

Item 1.        Legal Proceedings

               The Registrant is not engaged in any material legal proceedings other than ordinary and routine litigation incidental to the business.

Item 2.        Changes in Securities.
               None

Item 3.        Defaults Upon Senior Securities.
               None

Item  4.       Submission  of Matters to a Vote of Security Holders.
               None

Item 5.        Other Information.
               None

Item  6.       Exhibits and Reports on Form 8-K as of June 30, 1995.
               None


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              CAPITAL RESOURCES REAL ESTATE
                              PARTNERSHIP II, an Illinois limited
                              partnership




                              By:  /s/ Robert J. Werra
                                 Robert J. Werra, General Partner








Date:   August 11, 1995