Form 10-Q/A
period 1995-06-30
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1995-11-14
CIK 17294

THE PURPOSE OF THE AMENDMENT IS TO ADD EX-27 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTRAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH THE JUNE 30, 1995 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000017294
[NAME] CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                             171
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                         931,189
[DEPRECIATION]                                 338,890
[TOTAL-ASSETS]                                 789,257
[CURRENT-LIABILITIES]                                0
[BONDS]                                      1,348,019
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     778,532
[TOTAL-LIABILITY-AND-EQUITY]                   789,257
[SALES]                                              0
[TOTAL-REVENUES]                               101,868
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               121,298
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              27,499
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (44,457)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0