Form 10-Q/A
period 1995-06-30
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1995-11-20
CIK 17294

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  2O549

                                 FORM 1O-Q

                 Quarterly Report Under Section 13 or 15(d)
					            	of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995		           Commission file number 2-47115

                 CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

              (Exact name of registrant as specified in its charter)


                ILLINOIS                       36-6503795
(State or other jurisdiction                  (I.R.S Employer
 ofincorporation or organization)               Identification Number)

                      16415 Addison Road, Suite 2OO
                      					Dallas, Texas  75248

                  	(Address of principal executive offices)

Registrant's telephone number, including area code:  (214) 380-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         							Yes:		Y		No:

                     REGISTRANT IS A LIMITED PARTNERSHIP




                                    PART II

                               OTHER INFORMATION

Item 1.  	Legal Proceedings.
		        The Registrant is not engaged in any material legal proceedings other than ordinary and routine litigation incidental to the business.

Item 2.  	Changes in Securities.
        		None

Item 3.  	Defaults Upon Senior Securities.
        		None

Item 4.  	Submission of Matters to a Vote of Security Holders.
        		None

Item 5.  	Other Information.
        		None

Item 6.  	Exhibits and Reports on Form 8-K as of June 30, 1995.

(a)	The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation						Document Description

	27                      Financial Date Schedule.








                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

						CAITAL RESOURCES REAL ESTATE PARTNERSHIP II, an Illinois
						limited partnership




						By:  /s/ Robert J. Werra
	Robert J. Werra, General Partner
















Date:	August 11, 1995