Form 10-K
period 1995-12-31
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1996-04-23
CIK 17294

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-K

                                 ANNUAL REPORT


           [X]  Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934     (Fee Required)

                For the Fiscal year ended December 31, 1995

           [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934     (No Fee Required)

                For the transition period from __________ to ___________
                 Commission File Number:  2-47115

                  CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                  --------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Illinois                           36-6503795
               (State or Other Jurisdiction of       (I.R.S. Employer
               Incorporation or Organization)      Identification Number)

          6210 Campbell Road, Suite 140, Dallas, Texas     75248
            (Address of Principal Executive Offices)    (Zip  Code)

       Registrant's Telephone Number, Including area code  (214) 38O-8OOO

            Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
          Title of Each Class                   On Which Registered
                 None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of Registrants knowledge in definitive proxy or information to statements incorporated by reference in Part III of the Form 10-k or any Amendment to this Form 10-k._____

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 9O days.    Yes  X  .  No ___.

                Documents Incorporated By Reference
                The Prospectus dated July 3, 1973.







                              PART I


Item I. Business


(a) General Development of Business: Capital Resources Real Estate Partnership II (the "Partnership" or the "Registrant"), a limited partnership formed under the laws of Illinois in 1972, owns and operates the following apartment community:

     Brookhollow Apartments, Tulsa, Oklahoma

(b) Financial Information about Industry Segments: Registrant's business is the ownership and operation of certain real estate assets. See (a) above.

(c)  Narrative Description of Business:

               (1)       Registrant is the owner of the equity
               interest in one multiple unit apartment community, name and location of which is set forth above. Its business is the rental and operation of the apartment community.

               (i)       Renting residential apartments in the
               community is the principal product/service of Registrant. On site property management promotes the renting of the Brookhollow Apartments (the
               "Property") to residents of the Tulsa, Oklahoma area.

               (ii)       Not applicable. No new product or
               service is in development.

               (iii)      Not applicable. No raw materials are
               essential to the Registrant's business.

               (iv)       The Registrant does not hold any patents,
                trademarks, licenses, franchises or concessions.

               (v)        Registrant's business is not seasonal.

               (vi)       Not applicable. Inventory, right to return
                merchandise and extended payment terms are not part of Registrant's business.

               (vii)      Not applicable. The Registrant does
               not depend upon any single tenant or a very few tenants.

               (viii)     Not applicable. Due to the nature of
               Registrant's business, there is no backlog of orders.

               (ix) The Registrant is not subject to renegotiation of profits or termination of contracts at the election of the Government.

               (x) Brookhollow Apartments competes with many apartment complexes in the Tulsa, Oklahoma area. As of December 31, 1995, Brookhollow rentals were comparable to rentals for competitive projects in the Tulsa area.





Item 1. Business, Continued


               (xi) Registrant does not anticipate that compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have any material adverse effect upon its capital expenditures, cash flows, earnings or competitive position.


               (xii)     Registrant is a limited partnership.
               The business of the limited partnership is managed by Univesco, Inc. a Texas corporation ("Univesco"). The General Partner is CRREP, Inc. Registrant has no employees. Univesco, Inc., a Texas corporation wholly owned by Robert J. Werra, manages the Registrant's property.


(d) Financial Information about Foreign and Domestic Operations and Export Sales: Registrant has no foreign operations or export sales.



Competition and Other Factors

The majority of the Property's leases are of six to twelve month terms. Accordingly, operating income is highly susceptible to varying market conditions. Occupancy and street rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.


Rents and occupancies have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).







Item 2.  Properties


At December 31, 1995 the Partnership owned Brookhollow Apartments, a 112 unit apartment community located on 7.49 acres of land in Tulsa Oklahoma. The Partnership purchased a fee simple interest in Brookhollow Apartments on May 1, 1973.


For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 3 to Consolidated Financial Statements and Schedule Index contained in Item 8.

                          Occupancy Rates

                             Per Cent

                     1991  1992  1993  1994  1995
   Brookhollow       78.0  86.9  93.2  83.6  89.8




Item 3. Legal Proceedings

The Registrant is not engaged in any material legal proceedings.



Item 4. Submission of Matters to a Vote of Unit Holders

No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1995.








                              PART II

Item 5. Market for the Registrant's Units and Related Unit Matters


The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1995 there were 471 holders of 5005 Interests. A public market for trading
Interests has not developed and none is expected to develop.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. The Partnership has not made distributions to the limited partners in the past two years and no such distributions are anticipated in the immediate future due to required debt service payments of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:


  YEARS  INCOME  GAIN   LOSS  CASH DISTRIBUTED

   1973                 $528
   1974          $32    $156
   1975                 $276
   1976                 $184
   1977                 $143
   1978          $720   $120        $314
   1979                 $46
   1980                  $5
   1981   $33    $61
   1982                  $1         $100
   1983                 $11
   1984          $133   $28         $650
   1985    $6    $134    $6         $200
   1986   $39    $723   $39         $500
   1987                  $6
   1988    $8   $1,100   $8         $500
   1989                 $16
   1990                  $4
   1991                  $1
   1992                  $1
   1993   $20                       $112
   1994   $20           $27
   1995                 $16





Item 6. Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial positions as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in item 7 hereof and Consolidated Financial Statements and notes thereto contained in item 8 (in thousands except unit amounts).




                                1995   1994   1993   1992   1991

Limited Partner Units           5,005  5,005 5,005  5,005   5,005
 Outstanding

Statements of Operation
  Total Revenues                $414   $413  $465   $480    $347
  Net Income (Loss)             (160) (128)   70     116     8
  Income (Loss) per Limited     (30)   (24)   13     20      1
  Partnership Unit
  Gross Rentable Income per
  Rentable Sq. Ft.              3.63   3.62  4.16   3.77   3.05
  Cash Distributions to           0     0     112    18      20
  Limited Partner

Balance Sheet
  Real Estate, net               623   617    652    681    704
  Total Assets                   792   830    891    806    872
Mortgages Payable              1,338 1,357  1,375    740    795
Partners' Deficit               (849) (689)  (562)   (6)    (22)













Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information.

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $1,431 or 0.3% as compared to 1994, principally due to an increase in rents and occupancy in the apartment rental markets in Tulsa, Oklahoma.

Other income for 1995 decreased $4,217 or a 26.1% decrease primarily due to reduction of interest income due to reduction in the Capital Replacement Reserve funds which were utilized to make capital improvements during 1995.

Property operating expenses for 1995 increased $33,282 or 6.2%. Payroll increases were primarily the result of cost of living increases and additional use of contract labor. Repair and maintenance expenses increased primarily due to mandated repairs and reserves imposed by covenants in refinancing loan documents and in bringing additional units on line. Interest Expense decreased due to normal amortization of the loan balance. Depreciation and amortization expense increased $2,175 over 1995. The increase is partially due to $47,898 in improvements, principally appliances and other improvements to apartment units. Management fees are paid to an affiliated entity and represent approximately 5% of gross revenues from operations (see Note 4 to Consolidated Financial Statements contained in Item 8). The following table illustrates the increases or (decreases):



Interest                            ($2,439)
General  and administrative              451
Payroll                               14,091
Repairs and maintenance               17,457
Utilities                              2,182
Real estate taxes                      (708)
Depreciation and amortization          2,175
Management fee                            73
                                     -------
Total Increase (Decrease) in         $33,282
Operating Expenses








Results of Operations: 1994 VERSUS 1993 -

Revenue from Property Operations decreased $4,576 or 1.1% as compared to 1993, principally due to a decrease in rents and occupancy resulting from a softening in the apartment rental markets in Tulsa, Oklahoma.

Other income for 1994 decreased $47,265 or a 74.5% decrease primarily due to the recognition of income on forfeited earnest money deposits in 1993.

Property operating expenses for 1994 increased $146,378 or 37%. Payroll increases were primarily the result of cost of living increases and additional use of contract labor. Repair and maintenance expenses increased primarily due to mandated repairs and reserves imposed by covenants in refinancing loan documents and in bringing additional units on line. General and Administrative expenses increased in 1994 due primarily to increased legal fees due to an attempted sale and the refinancing of the property. Interest Expense increased by $43,388 due primarily to increases in advances from related parties, (see Note 4, to Consolidated Financial Statements contained in Item 8.) Depreciation and amortization expense increased $4,903 over 1993. The increase is partially due to $5,681 in improvements, principally appliances and other improvements to apartment units. Property management fees are paid to an affiliated entity and represents approximately 5% of gross revenues from operations (see Note 4 to Consolidated Financial Statements contained in Item 8). The following table illustrates the increases or (decreases):

         Interest                                        $ 43,388
         General and Administrative                        21,109
         Payroll                                            7,067
         Maintenance and Repairs                           63,339
         Utilities                                          6,288
         Real Estate Taxes                                    792
         Depreciation and Amortization                      4,903
         Management Fee                                      (508)
                                                         --------
         Total Increase (Decrease)in Operating Expenses $ 146,378
                                                        ---------







Liquidity and  Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal. At this time, there is no plan to dispose of Brookhollow Apartments.

As of December 31, 1995, the Partnership had $37,448 in cash and cash equivalents as compared to $10,217 as of December 31, 1994. The net increase in cash of $27,231 is principally due to funds provided by Univesco totaling $140,890 during 1995 offset by capital expenditures and negative cash flow from operations.


The property is encumbered by a non-recourse mortgage as of December 31, 1995. The note which bears interest at 8.15% has required principal payments of $20,819, $22,581, $24,491, $26,564 and $28,811 for each of the years ending December 31, 1995 through 2000, respectively. See Note 3 to Consolidated Financial Statements contained in Item 8 for information regarding loan maturities and required principal payments.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Property.

The Partnership has incurred negative cash flows from operations and has a capital deficiency at December 31, 1995. The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Management intends to operate the Partnership in its present form; however, there can be no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations.




CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX
- ---------------------------------------------------------------------------

                                                          Page

INDEPENDENT AUDITORS' REPORT                              11-12

BALANCE SHEETS                                              13

STATEMENTS OF OPERATIONS                                    14

STATEMENTS OF PARTNERS' DEFICIT                             15

STATEMENTS OF CASH FLOWS                                    16

NOTES TO FINANCIAL STATEMENTS                             17-20

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION   21-22












INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
   Capital Resources Real Estate Partnership II
Dallas, Texas

We have audited the accompanying balance sheets of Capital Resources Real Estate Partnership II (an Illinois limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended
December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Capital Resources Real Estate Partnership II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in
Note 7 to the financial statements, conditions exist which raise substantial doubt about the Partnership's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, during 1995, the Partnership adopted
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

DELOITTE & TOUCHE LLP



Dallas, Texas
February 22, 1996






CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ----------------------------------------------------------------------------


ASSETS                                            1995     1994

INVESTMENT IN REAL ESTATE, AT COST (Note 3):
   Land                                        $ 137,971 $ 137,971
   Buildings and improvements                    841,116   793,218
                                               ---------  --------
                                                 979,087   931,189

   Less accumulated depreciation                (356,243) (313,890)
                                               ---------- --------
                                                 622,844   617,299

CASH AND CASH EQUIVALENTS                         37,448    10,217

ESCROW DEPOSITS                                   21,440    11,752

CAPITAL REPLACEMENT RESERVE (Note 3)               3,357    70,590

LIQUIDITY RESERVE (Note 3)                        23,570    23,342

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
OF $21,497 AND $11,450 IN 1995 AND 1994,
RESPECTIVELY                                      83,713    97,085
                                               --------- ---------
TOTAL                                          $ 792,372 $ 830,285
                                               ========= =========
LIABILITIES AND PARTNERS' DEFICIT

MORTGAGE PAYABLE (Note 3)                   $ 1,338,356  $ 1,357,422

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            23,235       36,638

DISTRIBUTIONS PAYABLE                            37,190       25,940

SECURITY DEPOSITS                                13,822       11,082

ACCRUED INTEREST PAYABLE                          9,090        9,839

AMOUNTS DUE TO AFFILIATES (Note 4)              219,647       78,757
                                              ---------    ---------
                                              1,641,340    1,519,678

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT                              (848,968)    (689,393)
                                              ----------  ----------

TOTAL                                         $  792,372  $  830,285
                                              ==========  ==========


See notes to financial statements.





CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ---------------------------------------------------------------------------


                                         1995      1994     1993

INCOME:
   Rentals                           $ 402,127 $ 396,479 $ 401,055
   Other                                11,964    16,181    63,446
                                     --------- --------- ---------

           Total income                414,091   412,660   464,501

OPERATING EXPENSES:
   Repairs and maintenance             152,859   135,402    72,063
   Payroll                              99,633    85,542    78,475
   General and administrative           66,550    66,091    44,990
   General and administrative to
   affiliate                             5,088     5,096     5,088
   Utilities                            49,804    47,622    41,334
   Real estate taxes                    17,457    18,165    17,373
   Interest                            109,178   111,617    68,229
   Depreciation and amortization        52,400    50,225    45,322
   Management fees (Note 4)             20,697    20,624    21,132
                                      --------  --------  --------
           Total operating expenses    573,666   540,384   394,006
                                      --------  --------  --------
INCOME (LOSS) (Note 5)              $(159,575) $(127,724) $ 70,495
                                    ========== =========  =========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                 $ (30.29)  $ (24.24)  $  13.38
                                    ========   ========   ========

LIMITED PARTNERSHIP UNITS OUTSTANDING  5,005      5,005      5,005
                                    ========   ========   ========


See notes to financial statements.






CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------


                                         General    Limited
                                         Partner    Partners     Total

BALANCE, JANUARY 1, 1993               $ (168,320) $ 161,782   $ (6,538)


   Distributions                          (62,563)  (563,063)  (625,626)


   Net income                               3,525     66,970      70,495
                                        ---------   --------    --------


BALANCE, DECEMBER 31, 1993               (227,358)  (334,311)   (561,669)


   Net loss                                (6,386)  (121,338)   (127,724)
                                        ----------  ---------   --------

BALANCE, DECEMBER 31, 1994               (233,744)  (455,649)   (689,393)


   Net loss                                (7,979)  (151,596)   (159,575)
                                        ----------  ---------    --------

BALANCE, DECEMBER 31, 1995             $ (241,723) $ (607,245) $ (848,968)
                                       =========== ==========  ==========


See notes to financial statements.







CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------


                                        1995        1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                $ (159,575) $ (127,724) $  70,495

   Adjustments to reconcile net
   income (loss) to cash provided
    by operations:
      Depreciation and amortization     52,400      50,225     45,322
      Change in assets and liabilities:
         Escrow deposits                (9,688)     (7,005)    24,160
         Other assets                    3,325      (1,881)     4,448
         Accrued interest payable         (749)     (5,414)     9,932
         Security deposits               2,740      (5,339)       641
         Accounts payable and accrued
         expenses                      (13,403)     16,831     (6,024)
         Distributions payable          11,250       3,740
                                      --------    --------    -------
                                        45,875      51,157     78,479
                                      --------    --------    -------

           Net cash provided by (used
           in) operating activities
                                      (113,700)    (76,567)   148,974
                                      ---------   --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate          (47,898)     (5,680)   (14,440)
   Capital replacement reserve          67,233     (22,090)   (48,500)
                                      --------     -------    -------
       Net cash provided by (used
       in) investing activities         19,335     (27,770)   (62,940)
                                      --------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                              (625,626)
   Proceeds from refinancing                                 1,375,000
   Payments on mortgages payable       (19,066)    (17,578)   (740,283)
   Refinancing costs                                          (100,468)
   Liquidity reserve                      (228)       (942)    (22,400)
   Amounts due to affiliates           140,890      74,647       1,075
                                      --------    ---------   --------
     Net cash provided by (used
       in) financing activities        121,596      56,127    (112,702)
                                      --------    ---------   --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                     27,231     (48,210)    (26,668)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                              10,217      58,427      85,095
                                       -------     -------     -------

CASH AND CASH EQUIVALENTS, END OF
   YEAR                               $ 37,448    $ 10,217    $ 58,427
                                      ========    ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the year for     $ 109,927   $ 117,031    $ 58,297
   interest                          =========   =========    ========


See notes to financial statements.





CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- -----------------------------------------------------------------------------

1.SUMMARY OF ACCOUNTING POLICIES

  Basis of Accounting - Capital Resources Real Estate
  Partnership II (an Illinois limited partnership) (the "Partnership") maintains its books and prepares its income tax returns using the accrual income tax basis of accounting. Memo adjustments have been made in preparing the accompanying financial statements in accordance with generally accepted accounting principles (see Note 5). The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership. The financial statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities.

  Property and Equipment - Buildings and improvements are depreciated primarily using the straight-line method over the estimated useful lives of the assets which are five years for improvements and 25 years for buildings. The Partnership has adopted Statement of Financial Accounting Standards No. 121 ("SFAS"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the financial statements of the Partnership.

  Income Taxes - No provision has been made for income taxes since these taxes are the responsibility of the individual partners.
  For tax purposes, the basis of the Partnership's assets is approximately $1,426,187 at December 31, 1995.

  Revenue Recognition - Rentals - The Partnership has leased substantially all of its investment in real estate (apartment buildings) under operating leases for periods generally less than one year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents.

  Refinancing Costs - Costs or fees incurred to obtain mortgage financing for the Partnership are included in other assets and are amortized over the respective lives of the mortgages on the straight-line basis, which approximates the interest method.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

  Reclassifications - Certain previous-year balances have been reclassified to conform to current-year presentations.

2.PARTNERSHIP

  General - The Partnership was formed on December 29, 1972, under the Illinois Uniform Limited Partnership Act, for the purpose of acquiring, maintaining, developing, operating and selling buildings and improvements. The Partnership operates an apartment property located in Tulsa, Oklahoma. The Partnership will be terminated by January 31, 2023, although this date can be extended if certain events occur.

  CRREP, Inc. is the corporate general partner. Robert J. Werra is the individual general partner. Under the terms of the partnership agreement, 5,005 units were authorized, issued and outstanding during the three years ended December 31, 1995, 1994 and 1993, and no additional units will be offered.

  Allocation of Net Income (Loss) and Cash - Under the terms of the partnership agreement, the general partner will be allocated 5% of the net income or loss of the Partnership, and all limited partners will be allocated 95% of the net income or loss of the Partnership in proportion to their respective participating percentages. Gains or losses on sale of properties will be allocated 10% to the general partner and 90% to the limited partners. In the event proceeds from the sale of the property are not distributed to the general partner, the entire gain on such sale will be allocated to the limited partners.

  Net cash receipts as defined in the partnership agreement are allocated 5% to the general partner and 95% to all the limited partners. Such 5% distribution shall be considered as full compensation to the general partner for his services in connection with managing and supervising the Partnership.

  Sales proceeds shall be allocated first to the limited partners to the extent of their capital contributions and 10% simple interest on the average capital invested and, thereafter, 10% to the general partner and 90% to the limited partners.

3.MORTGAGE PAYABLE

  In November 1993, the Partnership refinanced its mortgage payable with a $1,375,000 note payable bearing interest at a rate of 8.15% which is payable in monthly principal and interest installments of $10,749 through December 2003, at which time a lump-sum payment of approximately $1,118,000 is due.

  The mortgage payable is collateralized by the investment in real estate.

  Annual principal payments as of December 31, 1995, are as follows:

     1996                                            $     20,819
     1997                                                  22,581
     1998                                                  24,491
     1999                                                  26,564
     2000                                                  28,811
     Thereafter                                         1,215,090

  In conjunction with its mortgage payable, the Partnership is required to fund a liquidity reserve and a capital replacement reserve. Both reserves are refundable to the Partnership.

4.RELATED PARTY TRANSACTIONS

  The Partnership has an agreement with Univesco, Inc., a related entity ("Univesco"), for the management of its projects under which Univesco receives 4% (5% prior to November 15, 1993) of the gross revenues from operations as a property management fee. Also, beginning November 15, 1993, Univesco receives a partnership fee equal to 1% of the gross revenues from operations to be paid from Excess Property Income as defined in the agreement with the lender. Of the management fees recorded by the Partnership in 1995, $16,558 relates to property management fees and $4,139 relates to partnership fees. Additionally, the Partnership has been advanced funds from Univesco to pay operating expenses. These advances are included in amounts due to affiliates and presently are non-interest-bearing.

  The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees were paid to the general partner or his designee during 1995, 1994 and 1993:

                                      1995       1994      1993

    Management fees                $20,697     $20,624   $21,132
    Administrative services          5,088       5,096     5,088

5.RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

  If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting, rather than generally accepted accounting principles, excess of expenses over revenues for 1995 would have been as follows:

   Net loss per accompanying financial statements               $(159,575)
   Add GAAP basis depreciation using straight-line method          42,353
   Deduct tax basis depreciation using ACRS                       (56,929)
                                                                ---------
   Excess expenses over revenues, accrual income tax basis      $(174,151)
                                                                =========





6. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107.

  Management has reviewed the carrying values of its mortgages and notes payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that its estimated fair value would approximate its carrying value as of December 31, 1995.

  As of December 31, 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. CONTINGENCIES

  The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. However, the Partnership has incurred losses and has negative cash flows from operations and has a capital deficiency at December 31, 1995.
  The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments relating to the recoverability of recorded assets or the amounts and satisfaction of liabilities that might be necessary should the Partnership be unable to continue in its present form. Management intends to continue operating the Partnership in its present form; however, there is no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations, and the ultimate outcome of this matter cannot be determined at this time.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
- ---------------------------------------------------------------------------

                                  Initial Cost to Partnership
                         ----------------------------------------------------
                                                               Total Cost
                        Encum-              Buildings &        Subsequent
Description             brances   Land      Improvements       to Acquisition

112 rental units contained
in 26 two story buildings
of frame masonry construc-
tion located in Tulsa,
Oklahoma                  (b)   $137,971       $608,692        $232,424
                                ========       ========        ========



(Continuation of above schedule below)


    Gross Amounts at Which                                         Life
   Carried at Close of Year                                       on which
- -------------------------------- Accumulated                      Depre-
           Improve-               Depr-       Date of     Date     ciation
  Land     ments       Total     ciation    Construction Acquired Is Computed
                       (c)(d)      (c)

$137,971   $841,116    $979,087   $356,243  Complete at    12/86      (a)
========   ========    ========   ========  date acquired

See notes to Schedule III.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) DECEMBER 31, 1995


NOTES TO SCHEDULE III:

(a) See Note 1 to financial statements outlining depreciation methods and lives.

(b) See description of mortgage payable in Note 3 to the financial statements.

(c) Reconciliation of investment in real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

                                     Investment       Accumulated
                                    in Real Estate    Depreciation

BALANCE,JANUARY 1, 1993                 $911,069         $229,793

 Additions during the year:
  Improvements                            14,440
  Depreciation expense                                     43,919
                                        --------         --------

BALANCE,DECEMBER 31, 1993                925,509          273,712

 Additions during the year:
  Improvements                             5,680
  Depreciation expense                                     40,178
                                        --------         --------

BALANCE,DECEMBER 31, 1994                931,189          313,890

 Additions during the year:
  Improvements                            47,898
  Depreciation expense                                      42,353
                                        --------          --------

BALANCE,DECEMBER 31,1995                $979,087          $356,243
                                        ========          ========



(d) Aggregate cost of real estate for federal income tax purposes is $2,058,065. The difference between the cost of real estate for financial statement purposes and federal income tax purposes is primarily attributable to a basis difference caused by the sale and reacquisition of the property in an earlier year.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                                  PART III

Item 1O. Directors and Executive Officer of the Partnership

     Amrecorp Realty Inc., formerly American Republic Realty Corporation resigned from the Partnership in February, 1991 as the Corporate General Partner. The Partnership itself has no officers or directors. CRREP, Inc. a Texas corporation, wholly owned by Robert J. Werra was appointed General Partner in October, 1993.

     Robert J. Werra, 54, President. Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

Item 11. Management Remuneration and Transactions

     As stated above, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss and up to 15% of Net Proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon).

     The Partnership Agreement allows for a management fee of five percent (5%) of the gross income from operations. In connection with the new loan obtained from Lexington Mortgage Company, Univesco, Inc. entered into a management agreement that pays Univesco, Inc. four percent (4%) of the monthly gross income from operations. The Partnership's obligation to pay an additional one percent (1%) of the monthly gross income from operations shall be paid by the Partnership from Excess Property Income, as that term is defined in the Loan Agreement between Lexington Mortgage Company and the Partnership dated November 12, 1993. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 3-5, "Management" at pages 36-38 and "Allocation of Net Income and Losses and Cash Distributions" at pages 29-30 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on May 2, 1973.







Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) The following limited partnerships, through their affiliated general partners, may be deemed, to beneficially own an aggregate of 1167 interests, which represents approximately 23.34% of the total outstanding interests.
                                             Number of
                                              Interests
                      Name and Address         Beneficially
Title of Class        of Beneficial Owner        Owned            % Class
- --------------        -------------------     -------------      ----------

Interest in Limited   Liquidity Fund XII            145            2.9O%
Partnership           Liquidity Fund XIII           243            4.86%
($1,OOO per Interest) Liquidity Fund XIV            25             O.5O%
                      Liquidity Fund XV             15             O.3O%
                      Liquidity Fund XVI            23             O.46%
                      Liquidity Fund High Yield
                      Institutional Investors       79             1.58%
                      Liquidity Fund Income
                               Growth 87           637             12.74%
                      19OO Powell Street
                             Suite 73O
                      Emeryville, CA  946O8

          (b) The following table sets forth as of December 31, 1995 the number of Interests in the Registrant, the only class of securities outstanding, beneficially owned by the General Partner.

          None.

Item 13. Certain Relationships and Related Transactions

     Effective February 1, 1991, Univesco, Inc. assumed total property
     management responsibilities of the      partnership property. Total
     compensation paid to the managing agent was $25,785 in 1995.  See
     Note 4 to the Registrant's financial statements included in Item 8 hereof.

                                   PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)  (1)  See accompanying financial statements index.

        (2)  Additional financial information required to be furnished:

             Schedule III - Real Estate and Accumulated Depreciation

             All other schedules are omitted because they are inapplicable or the equivalent information is included in the financial statements or notes thereto.

        (3)  Exhibits: None

    (b) There were no reports on Form 8-K filed in the fourth quarter of the fiscal year.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL RESOURCES REAL ESTATE
                                   PARTNERSHIP II

                                   CRREP, INC., General Partner



April 10, 1996                     By:      Robert J. Werra /s/
                                    ---------------------------
                                     Robert J. Werra, President