Form 10-Q
period 1996-03-31
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1996-05-14
CIK 17294

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

  For Quarter Ended March 31, 1996        Commission file number 2-47115

               CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

           (Exact name of registrant as specified in its charter)

            ILLINOIS                    36-6503795
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                6210 Campbell Road Suite 140
                       Dallas, Texas  75248

          (Address of principal executive offices)


Registrant's telephone number, including area code:  (214)
380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:


             REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:


Consolidated Balance Sheet as of March 31,  1996
and December 31, 1995                             Page 3

Consolidated Statements of Operations for the
Three Months Ended March 31, 1996 and 1995        Page 4

Consolidated Statements of Cash Flows for the
Nine Months Ended March 31, 1996 and 1995         Page  5

Notes to Consolidated Financial Statement         Page  6


Item 2.  Results of Operations and Management's
Discussion and Analysis of Financial Condition    Page 7

Liquidity and Capital Resources                   Page 8

Other information                                 Page 9

Signatures                                        Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
            Condensed Consolidated Balance Sheets

                                            March  31,  December 31,
                                             1996           1995
                                           (Unaudited)

ASSETS

Real Estate assets, at cost                   $137,971       $137,971
Land                                           841,116        841,116
Buildings and improvements                     979,087        979,087
    Less: Accumulated depreciation           (368,243)      (356,243)
           Real Estate, net                    610,844        622,844

Cash including cash investments                  2,324         37,448
Escrow deposits                                 32,933         21,440
Capital replacement reserve                          0          3,357
Liquidity reserve                               23,570         23,570
Other assets                                    82,666         83,713
               TOTAL ASSETS                   $752,337       $792,372


   LIABILITIES AND PARTNERS' EQUITY:

LIABILITES
Mortgage and notes payable                  $1,333,309     $1,338,356
Payable to Affiliates                          200,630        219,647
Distributions payable                           37,190         37,190
Real estate taxes payable                        4,500              0
Security deposits                               13,511         13,822
Interest payable                                     0          9,090
Accounts payable & accrued expenses             27,170         23,235

           Total liabilities                 1,616,310      1,641,340
PARTNERS CAPITAL  (DEFICIT)
Limited Partners                             (621,500)      (607,245)
General  Partner                             (242,473)      (241,723)

Total Partners Capital (Deficit)             (863,973)      (848,968)


TOTAL  LIABILITES  AND PARTNER DEFICIT        $752,337       $792,372



  See notes to Condensed Consolidated Financial Statements

        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                                    Three Months
                                        Ended
                                      March 31,
REVENUES                                1996            1995

Rental income                             $113,820        $95,277
Other property                               3,116          1,811
          Total revenues                   116,936         97,088

EXPENSES
Salaries & wages                            19,186         20,055
Maintenance & repairs                       23,425         38,004
Utilities                                   15,122         11,180
Real estate taxes                            4,500          5,100
General administrative                      13,715         12,844
Contract services                            5,652          2,547
Insurance                                    2,784          2,885
Interest                                    27,201         27,595
Depreciation and amortization               14,512         16,711
Property management fees (a)                 5,844          4,849
          Total expenses                   131,941        141,770


NET INCOME (LOSS)                        ($15,005)      ($44,682)


NET INCOME PER SHARE                     $  (1.36)      $  (4.06)



  See Notes to Condensed Consolidated Financial Statements

        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

       Condensed Consolidated Statement of Cash Flows

                                                 Three
                                                Months
                                                 Ended
                                                 March
                                                  31,
                                                   1996        1995

CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                                 ($15,005)   ($44,682)
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                        12,000      12,500
Net Effect of changes in operating accounts
Escrow deposits                                    (11,493)    (29,938)
Capital Replacement Reserve                           3,357      20,047
Accrued real estate taxes                             4,500       5,100
Security deposits                                     (311)       1,208
Accounts payable                                      3,935    (22,830)
Other assets                                          1,047      14,483
                                                    (1,970)    (44,112)

CASH FLOWS FROM INVESTING ACTIVITES
Repayment of Interest Payable                       (9,090)
Repayment of mortgage notes payable                 (5,047)     (4,654)
Proceeds from amounts due affiliates                      0      41,015
Repayment of amounts due affiliates                (19,017)           0
    Net cash used for investing activities         (33,154)      36,361

NET INCREASE (DECREASE) IN CASH AND CASH           (35,124)     (7,751)
EQUVILENTS
CASH AND CASH EQUIVELNTS, BEGINNING OF PERIOD        37,448      10,217

CASH AND CASH EQUIVELNTS, END OF PERIOD              $2,324      $2,466


  See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

Revenue  from property operations increased $ 19,848 or
20.44 %, for the first quarter of 1996, as compared to the 1995 first quarter. Rental income increased by $18,543 or 19.46% due to increases in occupancy and market rents.
Other income increased by $1,305 or 72.06% due primarily to vending machine income .
The following table illustrates the components:

                         Increase (Decrease)
Rental income                          18,543
Other income                            1,305
                                       19,848



Property operating expenses decreased $9,829 or 6.93%, for the first quarter of 1996, as compared to the same period in 1995.

     Maintenance and repairs decreased by $14,579 or 38.36% due to substantial repairs and upgrades to apartment units completed in the first quarter of 1995

     Utilities increased by $3,942 or 35.26% due to rate and occupancy increases.

     Contract services increased $3,105 or 121.91% due to increased ground and landscaping maintenance costs.

     Property management fees increased by $995 or 20.52%, proportionate to the increase in property income.

The following table illustrates the components by category,:.

                                       Increase
                                      (Decrease)

Salaries & wages                              (869)
Maintenance & repairs                      (14,579)
Utilities                                     3,942
Real estate taxes                             (600)
General administrative                          871
Contract services                             3,105
Insurance                                     (101)
Interest                                      (394)
Depreciation and amortization               (2,199)
Property management fees (a)                    995
Net Increase (Decrease)                     (9,829)

LIQUIDITY AND CAPITAL RESOURCES

     The partnership reacquired the Brookhollow Apartments through a foreclosure sale on December 16, 1986. The property was recorded at its net realizable value, $746,663, which determined to be the mortgage receivable balance of $2,152,500 plus costs of repossession of $14,167, less deferred gain on sale of $1,420,004.

     In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

     The operations of the Brookhollow Apartments stabilized during 1993. The property had an operating profit for 1993. An attempt was made to sell the property prior to March, 1993. The proposed sales price was $1,695,000. The purchaser was not able to close the purchase and forfeited the $50,000 of its earnest money deposit. It's the General Partners intention to continue operating the Brookhollow Apartments while considering offers to purchase the property.

On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15% ten year, mortgage from Lexington Mortgage Company. The loan proceeds were provided through a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $1,375,000 mortgage loan provides for monthly payments of principal and interest of $10,749 based on an amortization period of 300 months with a final payment of approximately $1,118.000 due in December, 2003. The loan proceeds were used to pay off the old loan balance of $740,283, which include a discount of $40,775 from the old lender negotiated for early payment . The partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate General Partner, CRREP, Inc., a Texas corporation wholly owned by Robert J. Werra. In conjunction with the 1993 refinancing, the Partnership was required to liquidity reserve and a capital replacement reserve which had balances of $48,500 and $22,400, respectively, as of Dec ember 31, 1993. Each of these reserves is refundable to the Partnership.

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this assets should be considered for disposal.
At this time, there is no plan to dispose of Brookhollow
Apartments.

As of March 31, 1996, the Partnership had $2,324 in cash and cash equivalents as compared to $37,448 as of December 31, 1995. The net decrease in cash of $35,124 is principally due to operating cash flow deficits, increases in the escrow balance, and reduction of mortgage debt and amounts due affiliates.

The property is encumbered by a non-recourse mortgage as of March 31, 1996. The note which bears interest at 8.15% has required principal payments of $20,819, $22,581, $24,491, $26,564 and $28,811 for each of the years ending December
31, 1995 through 2000, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Property.

The Partnership has incurred negative cash flows from operations and has a capital deficiency at March 31, 1996. The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Management intends to operate the Partnership in its present form; however, there can be no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations.

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

     Item 2.   Changes in Securities.
               None

     Item 3.   Defaults Upon Senior Securities.
               None

     Item 4.   Submission of Matters to a Vote of Security Holders.
               None

     Item 5.   Other Information
               None

     Item 6.   Exhibits and Reports on Form 8-K as of September  30, 1995.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CAPITAL RESOURCES REAL ESTATE
                         PARTNERSHIP II an Illinois limited
     partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






                                   Date April 9, 1996