Form 10-Q
period 1996-06-30
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1996-08-12
CIK 17294

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For Quarter Ended June 30, 1996 Commission file number 2-47115

                 CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

             (Exact name of registrant as specified in its charter)

               ILLINOIS                                 36-6503795
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)


                           6210 Campbell Road Suite 140
                               Dallas, Texas  75248

                      (Address of principal executive offices)


       Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  Y                                 No:
                    ---------                               ---------

                         REGISTRANT IS A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

        Consolidated Balance Sheet as of June 30, 1996 and
        December 31, 1995.................................................3

        Consolidated Statements of Operations for the Six
        Months Ended June 30, 1996 and 1995...............................4

	Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995............................................5




Item 2. Results of Operations and Management's Discussion and Analysis of
        Financial Condition...............................................6

        Liquidity and Capital Resources...................................8

        Other Information.................................................9

        Signatures........................................................10




The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                  CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                      Condensed Consolidated Balance Sheets

                                                  June 30        December 31
                                                   1996              1995
                                                (Unaudited)
ASSETS

Real Estate assets, at cost
Land                                          $    137,971      $    137,971
Buildings and improvements                         841,116           841,116
                                              ------------      ------------
                                                   979,087           979,089
Less: Accumulated depreciation                   (380,243)         (356,243)
                                              ------------      ------------
Real Estate, net                                   598,844           622,844


Cash including cash investments                     11,673            37,448
Escrow deposits                                     37,628            21,440
Capital replacement reserve                          2,772             3,357
Liquidity reserve                                   23,570            23,570
Other assets                                        85,934            83,713
                                              ------------      ------------
    TOTAL ASSETS                              $    760,421      $    792,372
                                              ============      ============


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable                    $  1,328,158      $  1,338,356
Payable to Affiliates                              229,942           219,647
Distributions Payable                               37,190            37,190
Real estate taxes payable                            9,000                 0
Security deposits                                   13,242            13,822
Interest payable                                         0             9,090
Accounts payable & accrued expenses                 38,276            23,235
                                              ------------      ------------
Total liabilities                                1,655,808         1,641,340
                                              ------------      ------------
Partners Capital (Deficit)
Limited Partners                                 (651,343)         (607,245)
General Partner                                  (244,044)         (241,723)
                                              ------------      ------------
Total Partners Capital (Deficit)                 (895,387)         (848,968)
                                              ------------      ------------

Total Liability And Partners Deficit          $    760,421      $    792,372
                                              ============      ============


            See notes to Condensed Consolidated Financial Statements

                  CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                              Three Months Ended              Six Months Ended
                                   June 30                         June 30
                              ------------------              ---------------
                              1996          1995              1996       1995
                              ----          ----              ----       ----
REVENUES

Rental income            $ 106,786     $ 101,868         $ 220,606  $ 197,145
Other property               5,915         2,472             9,110      4,283
                         ---------     ---------         ---------   --------
    Total revenues         112,701       104,340           229,716    201,428

EXPENSES

Salaries & wages            21,483        28,384            40,669     48,440
Maintenance & repairs       29,095        40,770            52,520     78,775
Utilities                   14,017        10,677            29,139     21,857
Real estate taxes            4,500         4,380             9,000      9,480
General administrative      16,240         6,799            29,946     19,643
Contract services            7,838         5,715            13,490      8,262
Insurance                    3,737         2,664             6,530      5,547
Interest                    27,098        27,499            54,378     55,094
Depreciation and
    amortization            14,512        16,711            29,024     33,422
Property management fees     5,595         5,198            11,439     10,047
                         ---------     ---------         ---------   --------
    Total expenses         144,115       148,797           276,135    290,567
                         ---------     ---------         ---------   --------

NET INCOME (LOSS)        $(31,414)     $(44,457)         $(46,419)  $(89,139)
                         =========    ==========        ==========  =========

NET INCOME PER SHARE     $  (6.28)    $   (8.88)         $ (9.27)  $  (17.81)
                         =========    ==========        ==========  =========

             See Notes to Condensed Consolidated Financial Statements

                    CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

                   Condensed Consolidated Statement of Cash Flows


                                                           Six Months Ended
                                                                June 30
                                                         -------------------
                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     ($ 46,419)   ($ 89,139)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
        Depreciation and amortization                    24,000       25,000
        Net Effect of changes in operating accounts
                Escrow deposits                         (16,188)     (20,986)
                Capital replacement reserve                  585       20,047
                Accrued real estate taxes                  9,000        9,839
                Security deposits                          (580)           60
                Accounts payable                          15,041      113,896
                Other assets                             (2,221)        6,921
                                                       ---------   ----------
Net cash provided by (used for) operating activities    (16,782)       65,638
                                                      ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
        Repayment of Interest Payable                    (9,090)        (359)
        Repayment of mortgage notes payable             (10,198)      (9,403)
        Proceeds from amounts due affiliates                   0     (65,922)
        Repayment of amounts due affiliates               10,295            0
                                                      ----------   ----------
            Net cash used for investing activities       (8,993)     (75,684)
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (25,775)     (10,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            37,448       10,217
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   11,673   $      171
                                                      ==========   ==========


             See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
- ----------------------

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995
- ---------------------------------------------------

Revenue from property operations increased $ 8,361, or 8.01%, for the second quarter of 1996, as compared to the 1995 second quarter. Rental income increased by $ 4,918 or 4.83% due to increases in occupancy and market rents. Other income increased by $ 3,443 or 139.28% due primarily to increase in application fees and damage chargers. The following table illustrates the components:
                                Increase
                               (Decrease)
                            ----------------

Rental income                      4,918
Other property                     3,443
                            ----------------
Net Increase (Decrease)            8,361
                            ================

Property operating expenses decreased $ 4,682 or 3.15%, for the second quarter of 1996, as compared to the same period in 1995, primarily due to increases in salaries and wages, maintenance and repairs.

* Salaries and Wages decreased by $ 6,901 or 24.31% due to a cut back on contract help.

* Maintenance and repairs decreased by $ 11,675 or 28.64% due to substantial repairs and upgrades to apartment units completed in the second quarter of 1995.

* Utilities increased by $ 3,340 or 31.28% due to rate and occupancy increases.

* General administrative increased $ 9,441 or 138.86% primarily due to legal costs associated with evictions.

* Contract services increased $ 2,123 or 37.15% due to increased ground and landscaping maintenance costs.

* Insurance increased by $ 1,073 or 40.28% due to increase in insurance premium rates.

The following table illustrates the aforementioned components by category:


                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                 (6,901)
Maintenance & repairs           (11,675)
Utilities                          3,340
Real estate taxes                    120
General administrative             9,441
Contract services                  2,123
Insurance                          1,073
Interest                           (401)
Depreciation and amortization    (2,199)
Property management fees (a)         397
                            ----------------
Net Increase (Decrease)        $ (4,682)
                            ================

SIX MONTHS ENDED JUNE 1996 COMPARED TO SIX MONTHS ENDED JUNE 1995


Revenue from property operations decreased $ 28,288, or 14.04%, for the first six months of 1996, as compared to the first six months of 1995. The follow-ing tables illustrates the components:

                              Year to date
                               Comparison

                                Increase
                               (Decrease)
                            ----------------

Rental income                     23,461
Other property                     4,827
                            ----------------
Net Increase (Decrease)           28,288
                            ================

Property operating expenses decreased $ 14,432 or 4.97%, for the first six months of 1996, as compared to the same period in 1995, primarily due to decreases in interior painting throughout the property, as well as certain maintenance personnel costs. The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                 (7,771)
Maintenance & repairs           (49,636)
Utilities                       (12,857)
Real estate taxes                 20,466
General administrative           (6,153)
Contract services                (1,732)
Insurance                         48,831
Interest                        (26,070)
Depreciation and amortization   (21,983)
Property management fees (a)     266,088
                            ----------------
Net Increase (Decrease)          209,183
                            ================

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        The partnership reacquired the Brookhollow Apartments through a fore-closure sale on December 16, 1986. The property was recorded at its net realizable value, $746,663, which determined to be the mortgage receivable balance of $2,152,500 plus costs of repossession of $14,167, less deferred gain on sale of $1,420,004.

        In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited part-ners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

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

        On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15% ten year mortgage from Lexington Mortgage Company. The loan proceeds were provided through a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $1,375,000 mortgage loan pro-vides for monthly payments of principal and interest of $10,749 based on an amortization period of 300 months with a final payment of approximately $1,118.000 due in December, 2003. The loan proceeds were used to pay off the old loan balance of $740,283, which includes a discount of $40,775 from the old lender negotiated for early payment. The Partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate General Partner, CRREP, Inc., a Texas corporation wholly owned by Robert J. Werra. In conjunction with the 1993 refinancing, the Partnership was required to establish a liquidity reserve and a capital replacement reserve which had balances of $48,500 and $22,400, respectively, as of December 31, 1993. Each of these reserves is refundable to the Partnership.

        While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also conti-nually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of Brookhollow Apartments.

        As of June 30, 1996, the Partnership had $2,324 in cash and cash equivalents as compared to $37,448 as of December 31, 1995. The net decrease in cash of $35,124 is principally due to operating cash flow deficits, increases in the escrow balance, and reduction of mortgage debt and amounts due affiliates.

        The property is encumbered by a non-recourse mortgage as of June 30, 1996. The note which bears interest at 8.15% has required principal payments of $20,819, $22,581, $24,491, $26,564 and $28,811 for each of the years ending
December 31, 1995 through 2000, respectively.

        For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the Property.

        The Partnership has incurred negative cash flows from operations and has a capital deficiency at June 30, 1996. The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is un-certain. Management intends to operate the Partnership in its present form; however, there can be no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations.

                                      PART II

                                 Other Information


Item 1.              Legal Proceedings

                     The Registrant is not engaged in any material legal proceedings other than ordinary and routine litigation incidental to the business.

Item 2.              Changes in Securities
                     None

Item 3.              Defaults Upon Senior Securities
                     None

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibits and Reports on Form 8-K as of June 30, 1996

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


                                 CAPITAL RESOURCES REAL ESTATE
                                 PARTNERSHIP II an Illinois limited
                                 partnership



                                 By:     /s/ Robert J. Werra
                                         -------------------
                                         Robert J. Werra,
                                         General Partner





Date:   July 9, 1996
        -------------