Form 10-K
period 1996-12-31
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1997-04-24
CIK 17294

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

                                ANNUAL REPORT


           [X]      Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934     (No Fee Required)

                    For the Fiscal year ended December 31, 1996

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

     Registrant's Telephone Number, Including area code  (972) 38O-8OOO

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

                                   PART I
Item I. Business
----------------

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

               (ix)      The Registrant is not subject to renegotiating of
                profits or termination of contracts at the election of the Government.

               (x) Brookhollow Apartments competes with many apartment complexes in the Tulsa, Oklahoma area. As of December 31, 1996, Brookhollow rentals were comparable to rentals for competitive projects in the Tulsa area.

---------------------------

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


Rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have decreased primarily due to non-recurring 1995 mandated repairs. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).

Item 2.  Properties
-------------------

At December 31, 1996 the Partnership owned Brookhollow Apartments, a 112 unit apartment community located on 7.49 acres of land in Tulsa Oklahoma. The Partnership purchased a fee simple interest in Brookhollow Apartments on May 1, 1973.


For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see " Management`s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 3 to Consolidated Financial Statements and Schedule Index contained in Item 8.


                               Occupancy Rates

                                  Per Cent

                1992   1993   1994   1995   1996
Brookhollow    86.90% 93.20% 83.60% 89.80% 86.90%




Item 3. Legal Proceedings
-------------------------

The Registrant is not engaged in any material legal proceedings.



Item 4. Submission of Matters to a Vote of Unit Holders
-------------------------------------------------------
No matters were submitted to a vote of the unit holders of the Partnership during the fourth quarter of 1996.

                                   PART II

Item 5. Market for the Registrant's Units and Related Unit Matters
------------------------------------------------------------------

The Partnership's outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1996 there were 468 holders of 5005 Interests. A public market for trading Interests has not developed and none is expected to develop.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. The Partnership has not made distributions to the limited partners in the past two years and no such distributions are anticipated in the immediate future due to required debt service payments of the Partnership.

An analysis of taxable income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS  INCOME GAIN    LOSS   CASH DISTRIBUTED
1973     $0     $0    $528          $0
1974      0    $32    $156           0
1975      0      0    $276           0
1976      0      0    $184           0
1977      0      0    $143           0
1978      0   $720    $120        $314
1979      0      0     $46           0
1980      0      0      $5           0
1981    $33    $61       0           0
1982      0      0      $1        $100
1983      0      0     $11           0
1984      0   $133     $28        $650
1985     $6   $134      $6        $200
1986    $39   $723     $39        $500
1987      0      0      $6           0
1988     $8 $1,100      $8        $500
1989      0      0     $16           0
1990      0      0      $4           0
1991      0      0      $1           0
1992      0      0      $1           0
1993    $20      0       0        $112
1994    $20      0     $27           0
1995      0      0     $16           0
1996     $2      0       0           0

Item 6. Selected Financial Data
-------------------------------

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



                            Year Ended December 31,
                      (in thousands except unit amounts)
                                    1996    1995       1994    1993      1992

Limited Partner Units Outstanding  5,005   5,005      5,005   5,005     5,005

Statements of Operation
    Total Revenues                  $445    $414       $413    $465      $480
    Net Income (Loss)               (109)   (160)      (128)     70       116
    Limited Partner  Income (Loss)
     per Unit                        (21)    (30)       (24)     13        22
    Cash Distributions to
     Limited Partner per Unit          0       0          0     112        18

Balance Sheet
   Real Estate, net                  592     623        617     652       681
   Total Assets                      721     792        830     891       806
Mortgages Payable                  1,318   1,338      1,357   1,375       740
Partners' Equity (Deficit)          (958)   (849)      (689)   (562)       (6)

Item 7, Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information .

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $17,850 or 4.4% as compared to 1995, principally due to an increase in rents in the apartment rental markets in Tulsa, Oklahoma. Other income for 1996 increased $12,982 or a 108.51% primarily due to an increase in interest income, late and other miscellaneous fees. The following table illustrates the increases or (decreases):


                       Increase
                      (Decrease)
                      ---------
Rental income            17,850
Other                    12,982
                      ---------
Net Increase (Decrease)  30,832
                      =========

Property operating expenses for 1996 decreased $20,055 or 3.5%. Repair and maintenance expenses decreased $35,859 or 23.46% primarily due to non-recurring 1995 mandated repairs and reserves imposed by covenants in refinancing loan documents and in bringing additional units on line. Interest Expense decreased due to normal amortization of the loan balance. Utilities increased $9,628 or 19.33% due to increased electrical rates. Depreciation and amortization expense increased $5,978 over 1996. The increase is partially due to $17,892 in improvements, principally appliances and other improvements to apartment units. Management fees are paid to an affiliated entity and represent approximately 4% of gross revenues from operations (see Note 4 to Consolidated Financial Statements contained in
Item 8).  The following table illustrates the increases or (decreases):

                                        Increase
                                       (Decrease)
                                       ----------
Repairs and Maintenance                  (35,859)
Payroll                                   (4,196)
General & Administration                   2,905
General & Administration to Affiliate          0
Utilities                                  9,628
Real estate taxes                            869
Interest                                    (924)
Depreciation and amortization              5,978
Property management fees                   1,544
                                        ---------
Net Increase (Decrease)                 $(20,055)
                                       ==========

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $1,431 or 0.3% as compared to 1994, principally due to an increase in rents in the apartment rental markets in Tulsa, Oklahoma. Other income for 1995 decreased $4,217 or a 26.1% decrease primarily due to reduction of interest income due to reduction in the Capital Replacement Reserve funds which were utilized to make capital improvements during 1995.

                         Increase
                        (Decrease)
                        ----------
Rental income               5,648
Other                      (4,217)
                        ----------
Net Increase (Decrease)    $1,431
                        ==========

Property operating expenses for 1995 increased $33,282 or 6.2%. Payroll increases were primarily the result of cost of living increases and additional use of contract labor. Repair and maintenance expenses increased primarily due to mandated repairs and reserves imposed by covenants in refinancing loan documents and in bringing additional units on line. Interest Expense decreased due to normal amortization of the loan balance. Depreciation and amortization expense increased $2,175 over 1994. The increase is partially due to $47,898 in improvements, principally appliances and other improvements to apartment units. Management fees are paid to an affiliated entity and represent approximately 5% of gross revenues from operations (see Note 4 to Consolidated Financial Statements contained in
Item 8).  The following table illustrates the increases or (decreases):

                                         Increase
                                        (Decrease)
                                        ----------
Repairs and Maintenance                    17,457
Payroll                                    14,091
General & Administration                      459
General & Administration to Affiliate          (8)
Utilities                                   2,182
Real estate taxes                            (708)
Interest                                   (2,439)
Depreciation and amortization               2,175
Property management fees                       73
                                        ----------
Net Increase (Decrease)                   $33,282
                                        ==========

Liquidity and  Capital Resources
--------------------------------

Brookhollow Apartments is currently under contract to be sold for $1,725,000 plus assumption of the existing financing. The sale is expected to close on or before April 30, 1997.

As of December 31, 1996, the Partnership had $0 in cash and cash equivalents as compared to $37,448 as of December 31, 1995. The net decrease in cash of $37,448 is principally due to net loss from operating activities of $48,893 partially offset by funds provided by affiliates.

The property is encumbered by a non-recourse mortgage as of December 31, 1996. The note which bears interest at 8.15% has required principal payments of $22,581, $24,491, $26,564 and $28,811, $31,249 for each of the years ending December 31, 1997 through 2001, respectively. See Note 3 to Consolidated Financial Statements contained in Item 8 for information regarding loan maturities and required principal payments.

If the foregoing sale does not close as expected, then for the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improve-ments and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be preceeds from the sale, financing or refinancing of the Property.

The Partnership has incurred negative cash flows from operations and has a capital deficiency at December 31, 1996. The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Management intends to operate the Partnership in its present form; however, there can be no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations.

Risk Associated with Forward-Looking Statements Included in this Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE INDEX
---------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
   Capital Resources Real Estate Partnership II
Dallas, Texas

We have audited the accompanying balance sheets of Capital Resources Real Estate Partnership II (an Illinois limited partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Capital Resources Real Estate Partnership II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



DELOITTE & TOUCHE llp


Dallas, Texas
February 22, 1996

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------

ASSETS                                                   1996       1995

INVESTMENT IN REAL ESTATE, AT COST (Note 3):
   Land                                            $   137,971   $  137,971
   Buildings and improvements                          859,008      841,116
                                                   -----------   ----------
                                                       996,979      979,087

   Less accumulated depreciation                      (404,574)    (356,243)
                                                   -----------   ----------
                                                       592,405      622,844

CASH AND CASH EQUIVALENTS                                 -          37,448

ESCROW DEPOSITS                                         27,603       21,440

CAPITAL REPLACEMENT RESERVE (Note 3)                     2,210        3,357

LIQUIDITY RESERVE (Note 3)                              24,689       23,570

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
 OF $31,544 AND $21,497 IN 1996 AND 1995, RESPECTIVELY  74,556       83,713
                                                    ----------   ----------
TOTAL                                               $  721,463   $  792,372
                                                    ==========   ==========

LIABILITIES AND PARTNERS' DEFICIT

MORTGAGE PAYABLE (Note 3)                           $1,317,678   $1,338,356

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   33,728       23,235

DISTRIBUTIONS PAYABLE                                   37,190       37,190

SECURITY DEPOSITS                                       11,940       13,822

ACCRUED INTEREST PAYABLE                                 8,949        9,090

AMOUNTS DUE TO AFFILIATES (Note 4)                     269,634      219,647
                                                    ----------   ----------
                                                     1,679,119    1,641,340

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT                                     (957,656)    (848,968)
                                                    ----------   ----------
TOTAL                                               $  721,463   $  792,372
                                                    ==========   ==========

See notes to financial statements.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                                  1996      1995     1994

INCOME:
   Rentals                                    $ 419,977  $ 402,127 $ 396,479
   Other                                         24,946     11,964    16,181
                                              ---------  --------- ---------
           Total income                         444,923    414,091   412,660

OPERATING EXPENSES:
   Repairs and maintenance                      117,000    152,859   135,402
   Payroll                                       95,437     99,633    85,542
   General and administrative                    69,455     66,550    66,091
   Administrative service fee to general partner  5,088      5,088     5,096
   Utilities                                     59,432     49,804    47,622
   Real estate taxes                             18,326     17,457    18,165
   Interest                                     108,254    109,178   111,617
   Depreciation and amortization                 58,378     52,400    50,225
   Management fees (Note 4)                      22,241     20,697    20,624
                                               --------   --------  --------
           Total operating expenses             553,611    573,666   540,384
                                               --------   --------  --------

NET LOSS (Note 5)                            $(108,688)  $(159,575) $(127,724)
                                             ==========  =========  =========

NET LOSS PER LIMITED PARTNERSHIP UNIT          $(20.63)    $(30.29)   $(24.24)
                                               =======     =======    =======

LIMITED PARTNERSHIP UNITS OUTSTANDING            5,005       5,005      5,005
                                                 =====       =====      =====


See notes to financial statements.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                      General      Limited
                                      Partner      Partners      Total

BALANCE, JANUARY 1, 1994           $ (227,358)   $ (334,311)  $ (561,669)

   Net loss                            (6,386)     (121,338)    (127,724)
                                   ----------    ----------   ----------

BALANCE, DECEMBER 31, 1994           (233,744)     (455,649)    (689,393)

   Net loss                            (7,979)     (151,596)    (159,575)
                                   ----------    ----------   ----------

BALANCE, DECEMBER 31, 1995           (241,723)     (607,245)    (848,968)

   Net loss                            (5,434)     (103,254)    (108,688)
                                   ----------    ----------    ---------

BALANCE, DECEMBER 31, 1996         $ (247,157)   $ (710,499)   $(957,656)
                                   ==========    ==========    =========

See notes to financial statements.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

                                                 1996       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $ (108,688)  $(159,575) $(127,724)
   Adjustments to reconcile net loss to
      cash provided by operations:
      Depreciation and amortization            58,378      52,400     50,225
      Change in assets and liabilities:
         Escrow deposits                       (6,163)     (9,688)    (7,005)
         Other assets                            (890)      3,325     (1,881)
         Accrued interest payable                (141)       (749)    (5,414)
         Security deposits                     (1,882)      2,740     (5,339)
         Accounts payable and accrued expenses 10,493     (13,403)    16,831
         Distributions payable                   -         11,250      3,740
                                           ----------   ----------  ---------
                                               59,795      45,875     51,157
                                           ----------   ----------  ---------

           Net cash used in operating
            activities                        (48,893)   (113,700)   (76,567)
                                           ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate                 (17,892)    (47,898)    (5,680)
   Capital replacement reserve                  1,147      67,233    (22,090)
                                           ----------   ----------  ----------
           Net cash provided by (used in)
            investing activities              (16,745)     19,335    (27,770)
                                          ------------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages payable              (20,678)    (19,066)   (17,578)
   Liquidity reserve                           (1,119)       (228)      (942)
   Amounts due to affiliates                   49,987     140,890     74,647
                                          ------------  ----------  ---------
           Net cash provided by
            financing activities               28,190     121,596     56,127
                                          ------------  ----------  ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           (37,448)     27,231     (48,210)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                     37,448      10,217      58,427
                                          -----------    ---------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR    $   -          $ 37,448    $ 10,217
                                          ===========    =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the year for interest $   108,395    $109,927    $117,031
                                          ===========    ========    ========

See notes to financial statements.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

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

  Property and Equipment - Buildings and improvements are depreciated primarily using the straight-line method over the estimated useful lives of the assets which are five years for improvements and 25 years for buildings. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Partnership management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Income Taxes - No provision has been made for income taxes since these taxes are the responsibility of the individual partners. For tax purposes, the basis of the Partnership's assets is approximately $1,340,411 at December 31, 1996.

  For the year ended December 31, 1996, the Partnership experienced minimum gain limitations for income tax purposes. Accordingly, the allocation of losses to the limited partners is subject to this limitation.

  Revenue Recognition - Rentals - The Partnership has leased substantially all of its investment in real estate (apartment buildings) under operating leases for periods generally less than one year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a remaining maturity at the date of purchase of three months or less to be cash equivalents. Univesco, Inc. ("Univesco"), an affiliate of the general partner, Robert J. Werra and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

  Refinancing Costs - Costs or fees incurred to obtain mortgage financing for the Partnership are included in other assets and are amortized over the respective lives of the mortgages on the straight-line basis, which approximates the interest method.

  Environmental Remediation Costs - The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Partnership management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

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

  CRREP, Inc., a Texas corporation wholly owned by Mr. Robert J. Werra, is the general partner. Under the terms of the partnership agreement, 5,005 units were authorized, issued and outstanding during the three years ended December 31, 1996, 1995 and 1994, and no additional units will be offered.

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

3.MORTGAGE PAYABLE

  The Partnership's mortgage payable bears interest at a rate of 8.15% which is payable in monthly principal and interest installments of $10,749 through December 2003, at which time a lump-sum payment of approximately $1,118,000 is due.

  The mortgage payable is collateralized by the investment in real estate.

  Annual principal payments as of December 31, 1996, are as follows:

     1997                                            $     22,581
     1998                                                  24,491
     1999                                                  26,564
     2000                                                  28,811
     2001                                                  31,249
     Thereafter                                         1,183,982

  In conjunction with its mortgage payable, the Partnership is required to fund a liquidity reserve and a capital replacement reserve. Both reserves are refundable to the Partnership.

4.RELATED PARTY TRANSACTIONS

  The Partnership has an agreement with Univesco for the management of its projects under which Univesco receives 4% of the gross revenues from operations as a property management fee. Additionally, Univesco receives a partnership fee equal to 1% of the gross revenues from operations to be paid from Excess Property Income as defined in the agreement with the lender. Additionally, the Partnership has been advanced funds from Univesco to pay operating expenses. These advances are included in amounts due to affiliates and presently are non-interest-bearing.

  The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees were paid to the general partner or his designee during 1996, 1995 and 1994:

                                      1996       1995      1994

    Management fees                $22,241     $20,697   $20,624
    Administrative services          5,088       5,088     5,096

5.RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

  If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting, rather than generally accepted accounting principles, excess of expenses over revenues for 1996 would have been as follows:

    Net loss per accompanying financial statements          $  (108,688)
    Add GAAP basis depreciation using straight-line method       48,330
    Deduct tax basis depreciation using ACRS                    (61,053)
                                                            ------------
    Excess expenses over revenues, accrual income tax basis $  (121,411)
                                                             ===========

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

  Management has reviewed the carrying values of its mortgages and notes payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that its estimated fair value would approximate its carrying value as of December 31, 1996.

  As of December 31, 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. CONTINGENCIES

  The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. However, the Partnership has incurred losses and has negative cash flows from operations and has a capital deficiency at December 31, 1996. The limited and general partners have no further obligations to infuse additional capital into the Partnership. Accordingly, the Partnership's ability to fund operating expenses and debt service requirements, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments relating to the recoverability of recorded assets or the amounts and satisfaction of liabilities that might be necessary should the Partnership be unable to continue in its present form. Management intends to continue operating the Partnership in its present form; however, there is no assurance that the Partnership will be able to generate sufficient cash flows to meet its obligations, and the ultimate outcome of this matter cannot be determined at this time.

8.SUBSEQUENT EVENTS

  On January 9, 1997, the Partnership entered into a contract to sell its remaining operating property for a sales price of approximately $1,725,000. Upon disposition of its remaining operating property, it is the intention of the general partner to make a final distribution and liquidate the Partnership.
                                   ******

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(An Illinois Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
----------------------------------------------------------------------------

                                    Initial Cost to Partnership
                                    ---------------------------
                                                    Buildings     Total Cost
                                    Encum-           and         Subsequent to
Description                         brances  Land   Improvements  Acquisition


112 rental units contained in 26 two-
story buildings of frame and masonry
construction located in Tulsa,
Oklahoma                             (b)    $137,971 $ 608,692     $ 250,316
                                            ======== =========     ==========


Continuation of above schedule...


            Gross Amounts at Which
            Carried at Close of Year                                Life On
            -------------------------                                Which
                                    Accumulated  Date of     Date Depreciation
Descript.. Land Improvements Total Depreciation Construct Acquired Is Computed
                              (c)(d)    (c)
(as above)                                       Complete
         $137,971  $859,008  $996,979 $404,574   date acquired 12/86   (a)


See notes to Schedule III.

CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
(AN ILLINOIS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 1996
-----------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a) See Note 1 to financial statements outlining depreciation methods and lives.

(b) See description of mortgage payable in Note 3 to the financial statements.

(c) Reconciliation of investment in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994:

                                             Investment        Accumulated
                                             in Real Estate    Depreciation

    BALANCE, JANUARY 1, 1994                   $  925,509        $  273,712

       Additions during the year:
          Improvements                              5,680              -
          Depreciation expense                        -              40,178
                                               ----------        ----------

    BALANCE, DECEMBER 31, 1994                    931,189           313,890

       Additions during the year:
          Improvements                             47,898               -

          Depreciation expense                        -              42,353
                                               ----------        ----------
    BALANCE, DECEMBER 31, 1995                    979,087           356,243

       Additions during the year:
          Improvements                             17,892               -

          Depreciation expense                         -             48,331
                                               ----------        ----------

    BALANCE, DECEMBER 31, 1996                 $  996,979        $  404,574
                                               ==========        ==========

(d) Aggregate cost of real estate for federal income tax purposes is $2,075,957. The difference between the cost of real estate for financial statement purposes and federal income tax purposes is primarily attributable to a basis difference caused by the sale and reacquisition of the property in an earlier year.



8.   SUBSEQUENT EVENTS
----------------------

  On January 9,1997, the Partnership entered into a contract to sell its remaining operating property for a sales price of approximately
  $1,725,000. Upon disposition of its remaining operating property, it is the intention of general partner to make a final distribution and liquidate the Partnership.



Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

 The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                                  PART III
                                  --------


Item 1O. Directors and Executive Officer of the Partnership
-----------------------------------------------------------

     Amrecorp Realty Inc., formerly American Republic Realty Corporation resigned from the Partnership in February, 1991 as the Corporate General Partner. The Partnership itself has no officers or directors. CRREP, Inc. a Texas corporation, wholly owned by Robert J. Werra was appointed General Partner in October, 1993.

     Robert J. Werra, 57, President. Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

Item 11. Management Remuneration and Transactions
-------------------------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

          (a) The following limited partnerships, through their affiliated general partners, may be deemed, to beneficially own an aggregate of 1167 interests, which represents approximately 23.34% of the total outstanding interests.
                                                        Number of
                                                           Interests
                              Name and Address         Beneficially
       Title of Class       of Beneficial Owner           Owned      %Class
       --------------      ---------------------       -----------   -------

       Interest in Limited   Liquidity Fund XII            145         2.9O%
       Partnership           Liquidity Fund XIII           243         4.86%
       ($1,OOO per Interest) Liquidity Fund XIV             25         O.5O%
                             Liquidity Fund XV              15         O.3O%
                             Liquidity Fund XVI             23         O.46%
                             Liquidity Fund High Yield
                              Institutional Investors       79         1.58%
                             Liquidity Fund Income
                              Growth 87                    637        12.74%
                              19OO Powell Street
                              Suite 73O
                              Emeryville, CA  946O8

          (b) The following table sets forth as of December 31, 1996 the number of Interests in the Registrant, the only class of securities outstanding, beneficially owned by the General Partner.

          None.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------


     Effective February 1, 1991, Univesco, Inc. assumed total property management responsibilities of the partnership property. Total compensation paid to the managing agent was $22,241 in 1996. See Note 4 to the Registrant's financial statements included in Item 8 hereof.


                                   PART IV
                                   -------

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

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

                                   CAPITAL RESOURCES REAL ESTATE
                                   PARTNERSHIP II

                                   CRREP, INC., General Partner



April 10, 1997                     By:      Robert J. Werra /s/
                                   Robert J. Werra, President