Form 10-Q
period 1996-09-30
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1997-04-25
CIK 17294

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For Quarter Ended September 30, 1996
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


Registrant's telephone number, including area code:
(972)380-8000.


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

Consolidated Balance Sheet as of September 30, 1996 and
December 31, 1995                                 Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 1996 and 1995          Page 4

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 1996 and 1995                 Page 5

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


PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
            Condensed Consolidated Balance Sheets

                                September 30,       December 31,
                                    1996                1995
                                 (Unaudited)

ASSETS
Real Estate assets, at cost
Land                              $137,971            $137,971
Buildings and improvements         841,116            841,116
                                   979,087            979,087
Less: Accumulated                 (392,243)          (356,243)
depreciation
Real Estate, net                   586,844            622,844

Cash including cash                 7,016              37,448
investments
Escrow deposits                    51,129              21,440
Capital replacement reserve           0                3,357
Liquidity reserve                  23,570              23,570
Other assets                       83,492              83,713
TOTAL ASSETS                      $752,051            $792,372


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES
Mortgage and notes payable       $1,322,902          $1,338,356
Payable to Affiliates              253,683            219,647
Distributions payable              37,190              37,190
Real estate taxes payable          13,500                0
Security deposits                  12,295              13,822
Interest payable                      0                9,090
Accounts payable &  accrued        38,671              23,235
expenses

Total liabilities                 1,678,241          1,641,340
Partners Capital (Deficit)
Limited Partners                  (680,606)          (607,245)
General  Partner                  (245,584)          (241,723)

Total Partners Capital            (926,190)          (848,968)
(Deficit)


Total Liability And               $752,051            $792,372
Partners Equity


  See notes to Condensed Consolidated Financial Statements




        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
       Condensed Consolidated Statement of Operations
                         (Unaudited)

                            Three Months Ended    Nine Months Ended
                                September 30,      September 30,
REVENUES                       1996     1995      1996      1995

Rental income                 $99,667  $101,868  $320,274 $294,912
Other property                  5,626    2,472     14,735    7,433
Total revenues                105,293  104,340   335,009   302,345

EXPENSES
Salaries & wages              23,149    28,384    63,818   70,535
Maintenance & repairs         24,095    40,770    76,615   154,325
Utilities                     14,962    10,677    44,101   34,654
Real estate taxes              4,500    4,380     13,500   13,860
General administrative        13,224    6,799     43,135   41,629
Contract services              6,545    5,715     20,035   14,783
Insurance                      2,892    2,664     9,422     8,331
Interest                      26,992    27,499    81,369   82,496
Depreciation and              14,512    16,711    43,536   50,133
amortization
Property management fees       5,225    5,198     16,700   15,091
Total expenses                136,096  148,797   412,231   485,837


NET INCOME (LOSS)           ($30,803) ($44,457) ($77,222)($183,492)



NET INCOME PER SHARE         ($6.15)  ($8.88)   ($15.43)  ($36.66)



  See Notes to Condensed Consolidated Financial Statements






        CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

       Condensed Consolidated Statement of Cash Flows

                                           Nine Months Ended
                                              September 30,

                                             1996       1995

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                         ($77,222)  ($183,492)
Adjustments to reconcile net income
(loss) to net cash
provided by operating activities:
Depreciation and amortization              $36,000     $37,500
Net Effect of changes in operating
accounts
Escrow deposits                           ($29,689)   ($35,874)
Capital replacement reserve                 $3,357     $20,047
Accrued real estate taxes                  $13,500     $13,860
Security deposits                          ($1,527)     $740
Accounts payable                           $15,436    ($16,222)
Other assets                                 $221      $22,755
Net cash used by operating activities     ($39,924)  ($140,686)


CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable       ($15,454)   ($14,249)
Increase in note payable - affiliates      $34,036    $145,397
Decrease in interest payable               ($9,090)      $0
Net cash provided by investing              $9,492    $131,148
activities

NET INCREASE (DECREASE) IN CASH AND CASH  ($30,432)   ($9,538)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF     37,448     10,217
PERIOD
CASH AND CASH EQUIVALENTS, END OF PERIOD    7,016        679


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1995

Revenue from property operations increased $953, or 0.91%, for the third quarter of 1995, as compared to the 1995 third quarter. The following table illustrates the components:

                                  Three Month
                                  Comparison

                                   Increase
                                  (Decrease)

Rental income                       (2,201)
Other property                       3,154
Net Increase (Decrease)               953


Property operating expenses decreased $12,701, or 8.54%, for the third quarter of 1996, as compared to the same period in 1995, primarily due to decreases in air conditioner and parking lot repairs, as well as certain maintenance personnel costs, that appeared to have increased in the 1996/1995 comparison. The following table illustrates the components by category,:

                                       Increase
                                      (Decrease)

Salaries & wages                       (5,235)
Maintenance & repairs                  (16,675)
Utilities                               4,285
Real estate taxes                        120
General administrative                  6,425
Contract services                        830
Insurance                                228
Interest                                (507)
Depreciation and amortization          (2,199)
Property management fees                  27
Net Increase (Decrease)                (12,701)

NINE MONTHS ENDED SEPTEMBER 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 1995


Revenue from property operations increased $32.664, or 10.80%, for the first nine months of 1996, as compared to the first six months of 1995. The following tables illustrates the components:


                                     Increase
                                    (Decrease)

Rental income                         25,362
Other property                        7,302
Net Increase (Decrease)               32,664



Property operating expenses decreased $73,606 or 15.15%, for the first nine months of 1996, as compared to the same period in 1995, primarily due to decreases in air conditioner and parking lot repairs, as well as certain maintenance personnel costs, that appeared to have increased in the 1996/1995 comparison. The follows table illustrates the components by category:


                                    Increase
                                   (Decrease)

Salaries & wages                     (6,717)
Maintenance & repairs               (77,710)
Utilities                             9,447
Real estate taxes                     (360)
General administrative                1,506
Contract services                     5,252
Insurance                             1,091
Interest                             (1,127)
Depreciation and amortization        (6,597)
Property management fees              1,609
Net Increase (Decrease)             (73,606)




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

     Item 2.        Changes in Securities.
               None

     Item 3.        Defaults Upon Senior Securities.
               None

     Item 4.        Submission of Matters to a Vote of
                    Security Holders.
               None

     Item 5.        Other Information
               None

     Item 6.        Exhibits and Reports on Form 8-K as of
                    September  30, 1996.





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






                         Date November 11, 1996