Form 10-Q
period 1997-03-31
CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
filed 1997-05-15
CIK 17294

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
              --------------------------------------------
   For Quarter Ended March 31, 1997        Commission file number 2-47115

               CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

            (Exact name of registrant as specified in its charter)

                ILLINOIS                           36-6503795
              -----------                         ------------
          (State or other jurisdiction of    (IRS Employer
          incorporation or organization)      Identification Number)

                       6210 Campbell Road Suite 140
                           Dallas, Texas  75248
                       -----------------------------

                 (Address of principal executive offices)


    Registrant's telephone number, including area code:  (972) 380-8000.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:   Y         No:
                             ----------      ----------


                      REGISTRANT IS A LIMITED PARTNERSHIP

                              TABLE OF CONTENTS




Item 1. Financial Statements
-------

The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of March 31, 1997 and
    December 31, 1996                                             Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 1997and 1996                          Page 4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1997 and 1996                         Page  5

     Notes to Consolidated Financial Statement                    Page  6

Item 2.  Results of Operations and Management's Discussion
-------  and Analysis of Financial Condition                      Page  7

     Liquidity and Capital Resources                              Page  8

     Other information                                            Page  9

     Signatures                                                   Page  10


The statements, insofar as they relate to the period subsequent to December 31, 1996, are Unaudited.

PART 1.   FINANCIAL INFORMATION

       Item 1.     Financial Statements
       --------------------------------

          CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
            Condensed Consolidated Balance Sheets


                                   March  31,            December 31,
                                       1997                  1996
                                   ----------            ------------
                                   (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                  $137,971             $137,971
Buildings and improvements             859,008              859,008
                                      --------             ---------
                                       996,979              996,979
Less: Accumulated depreciation        (419,174)            (404,574)
                                       577,805              592,405

Cash including cash investments               0                   0
Escrow deposits                          38,736              27,603
Capital replacement reserve                   0               2,210
Liquidity reserve                        24,689              24,689
Other assets                             65,764              74,556
                                       --------             --------
    TOTAL ASSETS                       $706,994             $721,463
                                       ========             ========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITES
Mortgage and notes payable            $1,312,204            $1,317,678
Payable to Affiliates                    301,573               269,634
Distributions payable                     37,190                37,190
Real estate taxes payable                  5,193                     0
Security deposits                         14,241                11,940
Interest payable                           8,949                 8,949
Accounts payable & accrued expenses       16,169                33,728
                                        ---------              --------

Total liabilities                       1,695,519             1,679,119
                                        ---------             ---------
PARTNERS CAPITAL  (DEFICIT)
Limited Partners                         (739,825)             (710,499)
General  Partner                         (248,700)             (247,157)
                                        ----------            -----------

Total Partners Capital (Deficit)         (988,525)              (957,656)
                                        -----------             -----------


TOTAL  LIABILITES  AND PARTNER DEFICIT    $706,994                $721,463
                                         ==========               ==========

          See notes to Condensed Consolidated Financial Statements

                  CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II
                  Condensed Consolidated Statement of Operations
                                  (Unaudited)


                                    Three Months Ended
                                          March 31,
                                   --------------------
REVENUES                              1997        1996

     Rental income                   $109,859       $113,820
     Other property                     7,408          3,116
                                   ----------      ---------
              Total revenues          117,267        116,936

EXPENSES
     Salaries & wages                  22,123         19,186
     Maintenance & repairs             36,735         23,425

     Utilites                          15,974         15,122
     Real estate taxes                  4,800          4,500
     General administrative            11,106         13,715

     Contract services                  4,763          5,652
     Insurance                          2,892          2,784

     Interest                          26,774         27,201
     Depreciation and amortization     17,112         14,512
     Property management fees (a)       5,857          5,844
                                       --------      --------
     Total expenses                    148,136        131,941


NET INCOME (LOSS)                      ($30,869)      ($15,005)
                                       ==========    ==========

NET INCOME PER SHARE                   $   (2.81)    $   (1.36)
                                       ==========    ===========



              See Notes to Condensed Consolidated Financial Statements

               CAPITAL RESOURCES REAL ESTATE PARTNERSHIP II

               Condensed Consolidated Statement of Cash Flows


                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                    1997          1996
                                                  --------     --------
CASH FLOWS FROM OPERATING ACITIVTY
Net income (loss)                                  ($30,869)     ($15,005)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
      Depreciation and amortization                  14,600        12,000
      Net Effect of changes in operating accounts
              Escrow deposits                       (11,133)      (11,493)
              Capital Replacement Reserve             2,210         3,357
              Accrued real estate taxes               5,193         4,500
              Security deposits                       2,301          (311)
              Accounts payable                      (17,559)        3,935
              Other assets                            8,792         1,047
                                                    --------      -------
      Net cash provided by (used for)               (26,465)       (1,970)
      operating activities                          --------      -------

CASH FLOWS FROM INVESTING ACTIVITES
      Repayment of Interest Payable                      0         (9,090)
      Repayment of mortgage notes payable           (5,474)        (5,047)
      Proceeds from amounts due affilates           31,939         (19,017)
      Repayment of amounts due affiliates                0               0
                                                    --------       ----------
      Net cash used for investing activites          26,465         (33,154)
                                                     -------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUVILENTS      0           (35,124)
CASH AND CASH EQUIVELNTS, BEGINNING OF PERIOD           $0            37,448
                                                     --------      ----------


CASH AND CASH EQUIVELNTS, END OF PERIOD                    $0      $2,324
                                                   ==========    ===========


       See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
----------------------
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION
---------------------------------------------------------
AND ANALYSIS OF FINANCIAL CONDITION
------------------------------------

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Revenue from property operations increased $ 331 or .28 %, for the first quarter of 1997, as compared to the 1996 first quarter. Rental income decreased by $3,961 or 3.48% due to decreases in occupancy and market rents. Other income increased by $4,292 or 137.74% due primarily to vending machine income. The following table illustrates the components:

                                      Increase
                                     (Decrease)
                                  ----------------
Rental income                               (3,961)
Other property                               4,292
                                  -----------------
Net Increase (Decrease)                        331
                                 ===================


Property operating expenses decreased $16,195 or 12.27%, for the first quarter of 1997, as compared to the same period in 1996. Maintenance and repairs increased by $13,310 or 56.82% due to substantial repairs and upgrades to apartment units completed in the first quarter of 1996. Salary and wages increased $2,937 or 15.31% due to wage increases and additional hires to replace contract labor.

The following table illustrates the components by category,

                                             Increase
                                            (Decrease)
                                    -----------------------
Salaries & wages                                     2,937
Maintenance & repairs                               13,310
Utilities                                              852
Real estate taxes                                      300
General administrative                              (2,609)
Contract services                                     (889)
Insurance                                              108
Interest                                              (427)
Depreciation and amortization                        2,600
Property management fees (a)                            13
                                             -------------
Net Increase (Decrease)                             16,195
                                             =============

LIQUIDITY AND CAPITAL RESOURCES

     Brookhollow Apartments was sold on May 6, 1997 for $1,700,000 including the assumption of the underlying debt. The partnership owns no other assets and will be terminated following the dissolution and liquidation process. The partnership reacquired the Brookhollow Apartments through a foreclosure sale on December 16, 1986. The property was recorded at its net realizable value, $746,663, which determined to be the mortgage receivable balance of $2,152,500 plus costs of repossession of $14,167, less deferred gain on sale of $1,420,004.

     In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

     The operations of the Brookhollow Apartments stabilized during 1993. The property had an operating profit for 1993. An attempt was made to sell the property prior to March,1993. The proposed sales price was $1,695,000. The purchaser was not able to close the purchase and forfeited the $50,000 of its earnest money deposit. It's the General Partners intention to continue operating the Brookhollow Apartments while considering offers to purchase the property.

     `On November 12, 1993 the Partnership refinanced the property's secured debt with a 8.15% ten year mortgage from Lexington Mortgage Company. The loan proceeds were provided through a Real Estate Mortgage Investment Contract sponsored by Donaldson, Lufkin & Jenrette. The $1,375,000 mortgage loan provides for monthly payments of principal and interest of $10,749 based on an amortization period of 300 months with a final payment of approximately $1,118.000 due in December, 2003. The loan proceeds were used to pay off the old loan balance of $740,283, which includes a discount of $40,775 from the old lender negotiated for early payment. The Partnership agreement was amended by vote of the limited partners to include the appointment of a new corporate General Partner, CRREP, Inc., a Texas corporation wholly owned by Robert J. Werra. In conjunction with the 1993 refinancing, the Partnership was required to establish a liquidity reserve and a capital replacement reserve which had balances of $48,500 and $22,400, respectively, as of Dec ember 31, 1993. Each of these reserves is refundable to the Partnership.

While it is the General Partners primary intention to operate and manage the existing real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of Brookhollow Apartments.

As of March 31, 1997, the Partnership had $0 in cash and cash equivalents as compared to $0 as of December 31, 1996.

The property is encumbered by a non-recourse mortgage as of March 31, 1997. The remaining principal balance of $1,310,403.48 was assumed by the buyer in the sale of Brookhollow Apartments.

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

     Item 2.        Changes in Securities.
                    None

     Item 3.        Defaults Upon Senior Securities.
                    None

     Item 4.        Submission of Matters to a Vote of Security Holders.
                    None

     Item 5.        Other Information
                    None

     Item 6.        Exhibits and Reports on Form 8-K as of
                    March 31, 1997.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CAPITAL RESOURCES REAL ESTATE
                         PARTNERSHIP II an Illinois limited partnership



                                By:  /s/ Robert J. Werra
                                     --------------------
                                     Robert J. Werra,
                                     General Partner






                                   Date May 7, 1997